Form 10QSB
period 1999-03-31
N T PROPERTIES INC
filed 1999-05-11
CIK 1077665

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended: March 31, 1999

                 Commission File Number:  0-25329

                      N.T. PROPERTIES, INC.
(Exact name of small business issuer as specified in its charter)

                             Nevada
  (State or other jurisdiction of incorporation or organization)

                            33-0838073
                 (IRS Employer Identification No.)

                       6 Venture, Suite 207
                        Irvine, California
              (Address of principal executive offices)

                               92618
                             (Zip Code)

                           (949) 453-9262
                     (Issuer's Telephone Number)


         (Former name, former address and former fiscal year,
                      if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X No .
    ---      ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the three month period ending March 31, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

          The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plans.

          Because the Company is not required to pay rent or salaries to any of its officers or directors, Management believes that the Company has sufficient funds to continue operations through the foreseeable future.

Forward Looking Statements

          This report contains  certain  forward-looking  statements  within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

          Many existing computer programs use only two digits to identify a year in the year field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

               PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                      N.T. PROPERTIES, INC.
                 (A Development Stage Company)

                     (A Nevada corporation)

                          BALANCE SHEET


                                     Unaudited        Audited
                                      March 31,     December 31,
                                        1999            1998
                                   -------------   --------------
ASSETS:

     Current Assets                $           0   $            0

     Organization Costs                      500              500
                                   -------------   --------------
     Total Assets                  $         500   $          500
                                   =============   ==============

LIABILITIES

     Current Liabilities
          Accounts Payable         $       1,600   $        1,600
                                   -------------   --------------
     Total Current Liabilities             1,600            1,600
                                   -------------   --------------
     Total Liabilities             $       1,600   $        1,600

STOCKHOLDERS' EQUITY
     Common Stock - Par Value
     $.001 per share;
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                             500              500

     Additional Paid-In Capital                0                0

     Retained Deficit, accumulated
       in the development stage           (1,600)          (1,600)
                                   -------------   --------------
     Total Stockholders' Equity           (1,100)          (1,100)

     Total Liabilities and
       Stockholders' Equity        $         500   $          500
                                   =============   ==============




                      N.T. PROPERTIES, INC.
                 (A Development Stage Company)

                     (A Nevada corporation)

               STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                               Three        Three       9/21/82
                               Months       Months    (Inception)
                               Ended        Ended          to
                              3/31/99      3/31/98      3/31/99
                              --------     --------     --------
REVENUE:

     Revenue                  $      0     $      0     $      0

EXPENSES:

     Taxes and Licenses            100          100        1,600
                              --------     --------     --------
     Total Expenses                100          100        1,600

Net Income/(Loss)             $   (100)     $  (100)    $ (1,600)
                              ========     ========     ========

Net loss per share            $    .20     $    .20     $   3.20
                              ========     ========     ========




                          N.T. PROPERTIES, INC.
                      (a Development Stage Company)

                         (A Nevada corporation)


                         STATEMENT OF CASH FLOWS

                                                                       Period
                                          For the       For the       9/21/82
                                        Three Months  Three Months  (Inception)
                                           Ended         Ended           to
                                          3/31/99       3/31/98       3/31/99
                                          --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0      $     0
  Cash Paid for Operating Activities             0             0            0
                                          --------      --------      -------
Net Cash Used By Operating Activities            0             0            0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0         (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0          500
                                          --------      --------      -------
Net Decrease in Cash and Cash Equivalents        0             0            0

Cash and Cash Equivalents at
  Beginning of Period                            0             0            0
                                          --------      --------      -------
Cash and Cash Equivalents at
  End of Period                           $      0      $      0      $     0
                                          ========      ========      =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $   (100)     $(1,600)

   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense
   Increase in Accounts Payable                100           100       (1,600)

          Total Adjustments                    100           100        1,600
                                          --------      --------      -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0      $     0
                                          ========      ========      =======



                       N.T. PROPERTIES, INC.

                  (A Development Stage Company)


             NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

The Company initially authorized 2,500,000 shares of $1.00 par value common stock. On September 21, 1982, the Company issued 500 shares of common stock at $1.00 per share for $500 cash. Thereafter, on January 9, 1999, the Company increased its authorized capitalization to 15,000,000 shares of $.001 par value common stock and declared a 1,000 for 1 forward split of the issued and outstanding common stock.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended March 31, 1999 and 1998, and for the periods from inception at September 21, 1982 to March 31, 1999, (b) financial position at March 31, 1999 and December 31, 1998, and (c) the cash flows for the three months ended March 31, 1999 and 1998 and for the period from inception, September 21, 1982, to March 31, 1999, have been made.

NOTE 2.

The results for the three month period ended March 31, 1999, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1999.

                            SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              N.T. PROPERTIES, INC.
                              (Registrant)

                               Dated: May 1, 1999



                               By: s/Cleora Louey
                                 -------------------------------------
                                   Cleora Louey, President







                       N.T. PROPERTIES, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended March 31, 1999

EXHIBITS                                                 Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . 10