Form 10QSB
period 1999-06-30
N T PROPERTIES INC
filed 1999-08-11
CIK 1077665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the six month period ending June 30, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (b)   Reports on Form 8-K - NONE



                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET


                                     Unaudited        Audited
                                      June 30,      December 31,
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
                                   =============   ==============




                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                               For the      For the
                                                Three        Three
                                                Months       Months
                                                Ended        Ended
                                               6/30/99      6/30/98
                                               --------     --------
REVENUE:

     Revenue                                   $      0     $      0

EXPENSES:

     Taxes and Licenses                               0            0
                                               --------     --------
     Total Expenses                                   0            0

Net Income/(Loss)                              $      0      $     0
                                               ========     ========

Net loss per share                             $   0.00     $   0.00
                                               ========     ========




                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Six          Six        9/21/82
                               Months       Months    (Inception)
                               Ended        Ended          to
                              6/30/99      6/30/98      6/30/99
                              --------     --------     --------
REVENUE:

     Revenue                  $      0     $      0     $      0

EXPENSES:

     Taxes and Licenses            100          100        1,600
                              --------     --------     --------
     Total Expenses                100          100        1,600

Net Income/(Loss)             $   (100)     $  (100)    $ (1,600)
                              ========     ========     ========

Net loss per share            $   0.20     $   0.20     $   3.20
                              ========     ========     ========




                              N.T. PROPERTIES, INC.
                          (a Development Stage Company)

                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                      Period
                                          For the       For the       9/21/82
                                         Six Months    Six Months   (Inception)
                                           Ended         Ended           to
                                          6/30/99       6/30/98       6/30/99
                                          --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0      $     0
  Cash Paid for Operating Activities             0             0            0
                                          --------      --------      -------
Net Cash Used By Operating Activities            0             0            0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0         (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0          500
                                          --------      --------      -------
Net Decrease in Cash and Cash Equivalents        0             0            0

Cash and Cash Equivalents at
  Beginning of Period                            0             0            0
                                          --------      --------      -------
Cash and Cash Equivalents at
  End of Period                           $      0      $      0      $     0
                                          ========      ========      =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $   (100)     $(1,600)
                                          --------      --------      -------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense
   Increase in Accounts Payable                100           100       (1,600)
                                          --------      --------      -------
          Total Adjustments                    100           100        1,600
                                          --------      --------      -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0      $     0
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month period ended June 30, 1999 and 1998, and for the periods from inception at September 21, 1982 to June 30, 1999, (b) financial position at June 30, 1999 and December 31, 1998, and (c) the cash flows for the six months ended June 30, 1999 and 1998 and for the period from inception, September 21, 1982, to June 30, 1999, have been made.

NOTE 2.

The results for the six month period ended June 30, 1999, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1999.

                                   SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      N.T. PROPERTIES, INC.
                                      (Registrant)

                                      Dated: August 10, 1999



                                      By: s/Cleora Louey
                                         ----------------------------------
                                         Cleora Louey, President

                              N.T. PROPERTIES, INC.

                Exhibit Index to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1999

EXHIBITS                                                                Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . .  11