Form 10QSB
period 2000-03-31
N T PROPERTIES INC
filed 2000-05-01
CIK 1077665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                             if changed last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X  No   .
    ---   ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 2000. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)   Exhibits

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K - NONE


                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                                  BALANCE SHEET

                                     Unaudited        Audited
                                     March 31,      December 31,
                                       2000            1999
                                   -------------   --------------
ASSETS:

     Current Assets                $           0   $            0

     Organization Costs                      500              500
                                   -------------   --------------
     Total Assets                  $         500   $          500
                                   =============   ==============

LIABILITIES

     Current Liabilities

          Accounts Payable         $       1,700   $        1,700
                                   -------------   --------------
     Total Current Liabilities             1,700            1,700
                                   -------------   --------------
     Total Liabilities             $       1,700   $        1,700
                                   -------------   --------------
STOCKHOLDERS' EQUITY
     Common Stock - Par Value
     $.001 per share;
     15,000,000 Shares Authorized
     500,000 Shares Issued and
     Outstanding                             500              500

     Additional Paid-In Capital                0                0

     Retained Deficit, accumulated

       in the development stage           (1,700)          (1,700)
                                   -------------   --------------
     Total Stockholders' Equity           (1,200)          (1,200)
                                   -------------   --------------
     Total Liabilities and

       Stockholders' Equity        $         500   $          500
                                   =============   ==============



                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)

                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                               Three        Three       9/21/82
                               Months       Months    (Inception)
                               Ended        Ended          to
                              3/31/00      3/31/99      3/31/00
                              --------     --------     --------
REVENUE:

     Revenue                  $      0     $      0     $      0

EXPENSES:

     Taxes and Licenses            100          100        1,700
                              --------     --------     --------
     Total Expenses                100          100        1,700

Net Income/(Loss)             $   (100)     $  (100)    $ (1,700)
                              ========     ========     ========

Net loss per share            $   0.00     $   0.00     $   0.00
                              ========     ========     ========




                           N.T. PROPERTIES, INC.
                      (a Development Stage Company)

                          (A Nevada corporation)


                         STATEMENT OF CASH FLOWS

                                                                      Period
                                          For the       For the       9/21/82
                                       Three Months   Three Months  (Inception)
                                           Ended         Ended           to
                                          3/31/00       3/31/99       3/31/00
                                          --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0      $     0
  Cash Paid for Operating Activities             0             0            0
                                          --------      --------      -------
Net Cash Used By Operating Activities            0             0            0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0         (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0          500
                                          --------      --------      -------
Net Decrease in Cash and Cash Equivalents        0             0            0

Cash and Cash Equivalents at

  Beginning of Period                            0             0            0
                                          --------      --------      -------
Cash and Cash Equivalents at

  End of Period                           $      0      $      0      $     0
                                          ========      ========      =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $   (100)     $(1,700)
                                          --------      --------      -------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense
   Increase in Accounts Payable                100           100        1,700
                                          --------      --------      -------
          Total Adjustments                    100           100        1,700
                                          --------      --------      -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0      $     0
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2000 and 1999, and for the periods from inception at September 21, 1982 to March 31, 2000, (b) financial position at March 31, 2000 and December 31, 1999, and (c) the cash flows for the three months ended March 31, 2000 and 1999 and for the period from inception, September 21, 1982, to March 31, 2000, have been made.

NOTE 2.

The results for the three month period ended March 31, 2000, are not necessarily indicative of the results for the entire fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       N.T. PROPERTIES, INC.
                                       (Registrant)

                                       Dated:  May 1, 2000



                                       By:  s/Cleora Louey
                                          -------------------
                                          Cleora Louey, President

                              N.T. PROPERTIES, INC.

                Exhibit Index to Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000

EXHIBITS                                                                Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . 11