Form 10QSB
period 2000-06-30
N T PROPERTIES INC
filed 2000-07-31
CIK 1077665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 500,000 shares.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 2000. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

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

          (a)   Exhibits

                EX-27 Financial Data Schedule

          (b)   Reports on Form 8-K - NONE



                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                                  BALANCE SHEET

                                     Unaudited        Audited
                                      June 30,      December 31,
                                        2000            1999
                                   -------------   --------------
ASSETS:

     Current Assets                $           0   $            0

     Organization Costs                      500              500
                                   -------------   --------------
     Total Assets                  $         500   $          500
                                   =============   ==============

LIABILITIES

     Current Liabilities

          Accounts Payable         $       1,800   $        1,700
                                   -------------   --------------
     Total Current Liabilities             1,800            1,700
                                   -------------   --------------
     Total Liabilities             $       1,800   $        1,700
                                   -------------   --------------
STOCKHOLDERS' EQUITY
   Common Stock - Par Value $.001
     per share; 15,000,000 Shares
     Authorized 500,000 Shares
     Issued and Outstanding                  500              500

     Additional Paid-In Capital                0                0

     Retained Deficit, accumulated

       in the development stage           (1,800)          (1,700)
                                   -------------   --------------
     Total Stockholders' Equity           (1,300)          (1,200)
                                   -------------   --------------
     Total Liabilities and

       Stockholders' Equity        $         500   $          500
                                   =============   ==============





                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                                           For the      For the
                                            Three        Three
                                            Months       Months
                                            Ended        Ended
                                           6/30/00      6/30/99
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
                                           ========     ========




                              N.T. PROPERTIES, INC.
                          (A Development Stage Company)
                             (A Nevada corporation)

                       STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Six          Six        9/21/82
                               Months       Months    (Inception)
                               Ended        Ended          to
                              6/30/00      6/30/99      6/30/00
                              --------     --------     --------
REVENUE:

     Revenue                  $      0     $      0     $      0

EXPENSES:

     Taxes and Licenses            100          100        1,800
                              --------     --------     --------
     Total Expenses                100          100        1,800

Net Income/(Loss)             $   (100)     $  (100)    $ (1,800)
                              ========     ========     ========

Net loss per share            $   0.00     $   0.00     $   0.00
                              ========     ========     ========




                              N.T. PROPERTIES, INC.
                          (a Development Stage Company)
                             (A Nevada corporation)


                             STATEMENT OF CASH FLOWS

                                                                      Period
                                          For the       For the       9/21/82
                                        Six Months     Six Months   (Inception)
                                           Ended         Ended           to
                                          6/30/00       6/30/99       6/30/00
                                          --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities $      0      $      0      $     0
  Cash Paid for Operating Activities             0             0            0
                                          --------      --------      -------
Net Cash Used By Operating Activities            0             0            0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0         (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0          500
                                          --------      --------      -------
Net Decrease in Cash and Cash Equivalents        0             0            0

Cash and Cash Equivalents at

  Beginning of Period                            0             0            0
                                          --------      --------      -------
Cash and Cash Equivalents at

  End of Period                           $      0      $      0      $     0
                                          ========      ========      =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                      $   (100)     $   (100)     $(1,800)
                                          --------      --------      -------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense
   Increase in Accounts Payable                100           100        1,800
                                          --------      --------      -------
          Total Adjustments                    100           100        1,800
                                          --------      --------      -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $      0      $      0      $     0
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month and six month interim periods ended June 30, 2000 and 1999, and for the periods from inception at September 21, 1982 to June 30, 2000, (b) financial position at June 30, 2000 and December 31, 1999, and (c) the cash flows for the six months ended June 30, 2000 and 1999 and for the period from inception, September 21, 1982, to June 30, 2000, have been made.

NOTE 2.

The results for the six month period ended June 30, 2000, are not necessarily indicative of the results for the entire fiscal year ended December 31, 2000.

NOTE 3.

Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditors have reviewed the interim financial statements included in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      N.T. PROPERTIES, INC.
                                      (Registrant)

                                      Dated:  July 28, 2000



                                      By:  s/Cleora Louey
                                         ----------------------------------
                                         Cleora Louey, President

                              N.T. PROPERTIES, INC.

                Exhibit Index to Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 2000

EXHIBITS                                                               Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . .12